Form 10-K
period 1996-12-31
CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1
filed 1997-03-28
CIK 1022527

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                         ---------------------

                             FORM 10-K

     (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to_________________

                  Commission File Number 33-31682

          CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1

 (Issuer in respect of the Capitol Revolving Home Equity Loan Asset Backed
             Certificates, Series 1996-1)
 --------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Maryland                                          52-0897004
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

        8401 Connecticut Avenue
        Chevy Chase, Maryland                                    20815
 --------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code:  (301) 986-7000

     Securities registered pursuant to Section 12(b) of the Act:

                                None

     Securities registered pursuant to Section 12(g) of the Act:

                                None

          Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  X    No ___

     The registrant has no voting stock or class of common stock outstanding as of the date of this report.

                         INTRODUCTORY NOTE

     Chevy Chase Bank, F.S.B. (the "Originator") is the originator, seller and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of September 1, 1996, by and between the Originator and the Chase Manhanttan Bank, as trustee, providing for the issuance of the Capitol Revolving Home Equity Loan Asset Backed Certificates, Series 1996-1, (the "Certificates"), and is the originator of the Capitol Revolving Home Equity Loan Trust 1996-1 (the "Registrant"). The Certificates do not represent obligations of, or any interest in, the Originator. The Originator has made application for an exemption from certain reporting requirements. Pursuant to a letter from the Commission's Office of Chief Counsel, Division of Corporation Finance, dated February 6, 1991 granting the Originator's application, the Originator is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable."

                               PART I

   Item 1. Business

           Not Applicable.

   Item 2. Properties

           Not Applicable.

   Item 3. Legal Proceedings

           None.

   Item 4. Submission of Matters to a Vote of Security Holders

           None.

                              PART II

   Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

      The Certificates representing investors' interests in the Trust are represented by a single Certificate which is registered in the name of Cede & Co., the nominee of the Depository Trust Company.

      To the best knowledge of the Registrant, there is no established public trading market for the Certificates.


   Item 6. Selected Financial Data

           Not Applicable.

   Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           Not Applicable.

   Item 8. Financial Statements and Supplementary Data

           Not Applicable.

   Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

           None.



                              PART III

   Item 10.Directors and Executive Officers of the Registrant

           Not Applicable.


   Item 11.Executive Compensation

           Not Applicable.

   Item 12.Security Ownership of Certain Beneficial Owners and Management

      The Certificates representing investors' interests in the Trust are represented by a single Certificate which is registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co., is the primary holder of record of the Certificates, which it held on behalf of 4 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1996. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1996, based on information furnished to the Originator by DTC, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total face amount of the Certificate outstanding on that date:

                                          Aggregate Amount of    Percent of
   Name                                   Certificates Held        Class
   ----                                   -----------------        -----


   Bankers Trust Company                      $50,000,000          41.5%

   Citicorp Services, Inc.                    $37,460,000          31.1%

   Swiss American Securities, Inc.            $30,000,000          24.9%


   The address of each of the above participants is:

      c/o The Depository Trust Company
          55 Water Street
          New York, NY 10041

   Item 13. Certain Relationships and Related Transactions

           None.

                              PART IV

   Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this Report:

           (i) Annual Report to Certificateholders for the year ended December 31, 1996.

   No proxy soliciting material has been or is expected to be distributed by the Trust.

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1

                    By:  Chevy Chase Bank, F.S.B.
                         Originator of the Trust and Servicer



   Date: March 24, 1997     By: Stephen R. Halpin, Jr.
                                ----------------------
                                Stephen R. Halpin, Jr.
                                Executive Vice President and
                                Chief Financial Officer

                          EXHIBIT 14(a)(i)