Form 10-K
period 1999-12-31
CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1
filed 2000-03-28
CIK 1022527

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

     (Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

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

          Not Applicable.


Item 11.  Executive Compensation

          Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Certificates representing investors' interests in the Trust are represented by a single Certificate which is registered in the name of Cede & Co., the nominee of the DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co., is the primary holder of record of the Certificates, which it held on behalf of 3 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1999. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1999, based on information furnished to the Originator by DTC, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total face amount of the Certificate outstanding on that date:

                                   Aggregate Amount of           Percent of
            Name                    Certificates Held               Class
------------------------------     -------------------           ----------

Bank of New York                        $53,000,000                 44.0%

Citibank, N.A.                            $37,460,000                 31.1%

Swiss American Securities, Inc.          $30,000,000                 24.9%


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

          None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this Report:

     (i) Management's Report on the Effectiveness of the Internal Control Structure Relative to the Servicing of Home Equity Loans dated October 20, 1999 together with the Report of Independent Public Accountants.

     (ii) Annual Report to Certificateholders for the year ended December 31, 1999.

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

                                 CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1

                                   By: Chevy Chase Bank, F.S.B.
                                   Originator of the Trust and Servicer



Date:  March 28, 2000              By:  Stephen R. Halpin, Jr.
                                   ________________________________
                                        Stephen R. Halpin, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer

                                EXHIBIT 14(a)(i)