Form 10-K
period 2001-12-31
CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1
filed 2002-03-29
CIK 1022527

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

     (Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

                              7501 Wisconsin Avenue
                               Bethesda, Maryland
                                      20814
                         -------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (301) 986-7000
               (Registrant's telephone number, including area code)

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

                               INTRODUCTORY NOTE

Chevy Chase Bank, F.S.B. (the "Originator") is the originator, seller and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of September 1, 1996, by and between the Originator and the J P Morgan Chase Bank, as trustee, providing for the issuance of the Capitol Revolving Home Equity Loan Asset Backed Certificates, Series 1996-1, (the "Certificates"), and is the originator of the Capitol Revolving Home Equity Loan Trust 1996- 1 (the "Registrant"). The Certificates do not represent obligations of, or any interest in, the Originator. The Originator has made application for an exemption from certain reporting requirements. Pursuant to a letter from the Commission's Office of Chief Counsel, Division of Corporation Finance, dated February 6, 1991 granting the Originator's application, the Originator is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable."

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

          Not Applicable.


Item 11.  Executive Compensation

          Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Certificates representing investors' interests in the Trust are represented by a single Certificate which is registered in the name of Cede & Co., the nominee of the Depository Trust Company, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co., is the primary holder of record of the Certificates, which it held on behalf of 3 brokers, dealers, banks and other direct participants in the DTC system at December 31, 2001. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2001, based on information furnished to the Originator by DTC, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total face amount of the Certificate outstanding on that date:

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

          None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this Report:

     (i) Management's Report on the Effectiveness of the Internal Control Structure Relative to the Servicing of Home Equity Loans dated October 17, 2001 together with the Report of Independent Public Accountants.

     (ii) Annual Report to Certificateholders for the year ended December 31, 2001.

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

                                 CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1

                                   By: Chevy Chase Bank, F.S.B.
                                   Originator of the Trust and Servicer



Date:  March 28, 2002              By:  Stephen R. Halpin, Jr.
                                   ________________________________
                                        Stephen R. Halpin, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer

                                EXHIBIT 14(a)(i)

                               EXHIBIT 14(a)(ii)