Form 10-K
period 2002-12-31
CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1
filed 2003-03-31
CIK 1022527

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         (Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

  __     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

                         Commission File Number 333-1682

                 CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1
 (Issuer in respect of the Capitol Revolving Home Equity Loan Asset Backed
                           Certificates, Series 1996-1)
             (Exact name of registrant as specified in its charter)

          New York                                 52-0897004
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

                              7501 Wisconsin Avenue
                            Bethesda, Maryland 20814
               (Address of principal executive offices)(Zip Code)

                                 (301) 986-7000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X

The registrant has no voting stock or class of common stock outstanding as of the date of this report.

                                INTRODUCTORY NOTE

Chevy Chase Bank, F.S.B. (the "Originator") is the originator, seller and servicer under the Pooling and Servicing Agreement (the"Agreement"), dated as of September 1, 1996, by and between the Originator and the Chemical Bank, as trustee, providing for the issuance of the Capitol Revolving Home Equity Loan Asset Backed Certificates, Series 1996-1, (the "Certificates"), and is the originator of the Capitol Revolving Home Equity Loan Trust 1996-1 (the "Registrant"). The Certificates do not represent obligations of, or any interest in, the Originator. The Originator has made application for an exemption from certain reporting requirements. Pursuant to a letter from the Commission's Office of Chief Counsel, Division of Corporation Finance, dated February 6, 1991 granting the Originator's application, the Originator is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable."

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

                     Not Applicable.

Item 8.   Financial Statements and Supplementary Data

                     Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          A current report on Form 8-K, dated August 13, 2002, was filed with the SEC reporting the dismissal of Arthur Andersen LLP as independent auditors of the Originator and the engagement of Ernst & Young LLP to serve as independent auditors for the fiscal year ending September 30, 2002. (Item reported: Item 4)

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

                     Not Applicable.


Item 11.  Executive Compensation

                     Not Applicable.
                                       -3-

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The Certificates representing investors' interests in the Trust are represented by a single Certificate which is registered in the name of Cede & Co., the nominee of the DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances.
          Accordingly, Cede & Co., is the primary holder of record of the Certificates, which it held on behalf of 3 brokers, dealers, banks and other direct participants in the DTC system at December 31, 2002. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2002, based on information furnished to the Originator by the DTC, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total face amount of the Certificate outstanding on that date:

                                      Aggregate Amount of
Name                                   Certificates Held     Percent of Class
---------------------------------   ---------------------- ---------------------

Credit Suisse First Boston LLC           $53,000,000              44.0%

Citibank, N.A.                           $37,460,000              31.1%

Swiss American Securities, Inc.          $30,000,000              24.9%


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

                  None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a) The following documents are filed as part of this Report:

          (i) Management's Report on the Effectiveness of the Internal Control Structure Relative to the Servicing of Home Equity Loans dated October 23, 2002 together with the Report of Independent Auditors.

         (ii) Annual Report to Certificateholders for the year ended December 31, 2002.

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


                 CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1

                                    By: Chevy Chase Bank, F.S.B.
                                        Originator of the Trust and Servicer



Date: March 31, 2003                By: /s/ JOEL A. FRIEDMAN
                                        -----------------------------------
                                        Joel A. Friedman
                                        Senior Vice President and
                                        Controller

                                  CERTIFICATION



I, Joel A. Friedman, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Capitol Revolving Home Equity Loan Trust 1996-1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Depository Trust Company.


                                  By:    Chevy Chase Bank F.S.B.
                                         Originator of the Trust and Servicer

March 31, 2003                    By:  /s/ JOEL A. FRIEDMAN
                                       -----------------------------------
                                       Joel A. Friedman
                                       Senior Vice President and
                                       Controller

          Report of Management on Chevy Chase Bank, F.S.B.'s Internal Control Over the Preparation of Monthly Servicer's Certificates Relative to the Servicing of Home Equity Loan Receivables


October 23, 2002


     We, as members of management of Chevy Chase Bank, F.S.B., (the Company) are responsible for establishing and maintaining effective internal control over the preparation of the monthly Servicer's Certificates relative to the servicing of home equity loan receivables owned by Chevy Chase Capitol Revolving Home Equity Loan Trusts Series 1996-1 and 1997-1 (collectively referred to as the "Trusts" herein). Internal control is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable monthly Servicer's Certificates. Internal control over the preparation of monthly Servicer's Certificates relative to the servicing of home equity loan receivables owned by the Trusts includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. Because of inherent limitations in any internal control, no matter how well-designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over the preparation of monthly Servicer's Certificates relative to the servicing of home equity loan receivables owned by the Trusts can provide only reasonable assurance with respect to the monthly Servicer's Certificates preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

     The Company assessed its internal control over the preparation of monthly Servicer's Certificates relative to the servicing of home equity loan receivables owned by the Trusts as of September 30, 2002 based on criteria for effective internal control over financial reporting described in "Internal
Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we assert that the Company maintained effective internal control over the preparation of monthly Servicer's Certificates relative to the servicing of home equity loan receivables owned by the Trusts as of September 30, 2002 based on the specified criteria.



/s/ STEPHEN R. HALPIN, JR.                                /s/ MARK A. HOLLES
Stephen R. Halpin, Jr.                                    Mark A. Holles
Executive Vice President and Chief                        Group Vice President
Financial Officer


/s/ JOEL A. FRIEDMAN                                      /s/ HARRY G. VALENTINO
Joel A. Friedman                                          Harry G. Valentino
Senior Vice President and Controller                      Vice President

                        Report of Independent Accountants



Board of Directors
Chevy Chase Bank, F.S.B.

We have examined management's assertion, included in the accompanying "Report of Management on Chevy Chase Bank, F.S.B.'s Internal Control Over Financial Reporting Relative to the Servicing of Home Equity Loan Receivables," that Chevy Chase Bank, F.S.B. maintained effective internal control over financial reporting relative to the servicing of home equity loan receivables owned by Chevy Chase Capitol Revolving Home Equity Loan Trusts Series 1996-1 and 1997-1 (collectively referred to as the "Trusts" herein) as of September 30, 2002, based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Chevy Chase Bank, F.S.B.'s management is responsible for maintaining effective internal control over the preparation of monthly Servicer's Certificates relative to the servicing of home equity loan receivables owned by the Trusts. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control over the preparation of monthly Servicer's Certificates relative to the servicing of home equity loan receivables owned by the Trusts, testing and evaluating the design and operating effectiveness of the internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over the preparation of monthly Servicer's Certificates relative to the servicing of home equity loan receivables owned by the Trusts to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that Chevy Chase Bank, F.S.B. maintained effective internal control over the preparation of monthly Servicer's Certificates relative to the servicing of home equity loan receivables owned by the Trusts as of September 30, 2002 is fairly stated, in all material respects, based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This report is intended solely for the information and use of Chevy Chase Bank, F.S.B. and JP Morgan Chase, MBIA Insurance Corporation, AMBAC Indemnity Corporation and U.S. Bank National Association, and is not intended to be and should not be used by anyone other than these specified parties.




October 23, 2002                                ERNST & YOUNG LLP

                    Yearly Certificateholders'Statement (K)

                CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1

Under subsection 5.3(b) of the Pooling and Servicing Agreement dated as of September 1, 1996 by and between Chevy Chase Bank, F.S.B., a federally chartered savings bank, as Transferor and Servicer, and the Chase Manhattan Bank, as Trustee and Custodial Agent (hereinafter as such agreement may have been, or may from time to time be, amended, supplemented or otherwise modified, the Pooling and Servicing Agreement"), Chevy Chae Bank, F.S.B., as the Servicer, is required to prepare certain information each year regarding current distributions on the Certificates and the performance of the Capitol Revolving Home Loan Trust 1996-1 (the "Trust") during the related Collection Period. The information that is required to be prepared with respect to the distribution to Holders (the "Certificateholders") of the Certificates for the calendar year ended December
31, 2002 is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Certificate, as the case may be. Capitalized terms used and not otherwise defined herein have the meanings assigned them in the Pooling and Servicing Agreement.

A. Information Regarding the Current Year Distribution to Certificateholders (Per $1,000 Original Principal Amount of a Certificate)

1.  The amount, if any, of principal included in such
    distribution, separately stating the components thereof
    (including the portion thereof attributable to
    collections in respect of the Mortgage Loans).....................$76.74

2.  The amount of Investor Certificate Interest included
    in such distribution, the related Investor Certificate
    Rate and the portion thereof attributable to
    collections in respect of the Mortgage Loans......................$2.3359

        IN WITNESS WHEREOF, the undersigned has caused this Certificate to be duly executed this 31st day of March, 2003.

                            CHEVY CHASE BANK, F.S.B.
                                  as Servicer

                             By: /s/ MARK A HOLLES
                                 ---------------------
                                 Mark A. Holles
                                 Group Vice President